Form 10-Q
period 1996-03-31
SOUTHERN PACIFIC RAIL CORP
filed 1996-05-15
CIK 904691

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                      OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

     For the transition period from _________________ to _________________

                        Commission file number 32-62756

                       SOUTHERN PACIFIC RAIL CORPORATION
            (Exact name of registrant as specified in its charter)

               Delaware                                   84-1092482
     ----------------------------                    -------------------
     (State or other jurisdiction                      (I.R.S. employer
          of organization)                            identification no.)

                           Southern Pacific Building
                               One Market Plaza
                            San Francisco, CA 94105
                        Telephone Number (415) 541-1000


  Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X    No
                                   ---      ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                            Outstanding
                Class                                    at April 30, 1996
- - ---------------------------------------                 -------------------
Common stock, $.001 par value per share                 156,154,639  shares

                        PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          SOUTHERN PACIFIC RAIL CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)

                                                             March 31,       December 31,
                                                               1996              1995
                                                             ---------       ------------
                                                                   (in millions)
                        ASSETS
                        ------
CURRENT ASSETS
  Cash and cash equivalents...............................   $   51.1          $  105.8
  Accounts and notes receivable, net of
   allowance for doubtful accounts........................      116.8             104.1
  Accounts receivable sales proceeds receivable...........      131.5             205.5
  Materials and supplies at cost..........................       80.9              76.0
  Other notes receivable..................................        7.1               7.7
  Other current assets....................................       54.1              58.7
                                                             --------          --------
   Total current assets...................................      441.5             557.8
                                                             --------          --------

REAL ESTATE HELD FOR SALE.................................      343.1             341.9
                                                             --------          --------

PROPERTY, AT COST
  Roadway and structures..................................    2,624.4           2,584.2
  Railroad equipment......................................    1,556.1           1,557.3
  Other property..........................................      318.3             320.7
                                                             --------          --------
    Total property........................................    4,498.8           4,462.2
  Less accumulated depreciation and amortization..........      773.6             773.2
                                                             --------          --------
    Property, net.........................................    3,725.2           3,689.0
                                                             --------          --------

OTHER ASSETS AND DEFERRED CHARGES
  Notes receivable and other investments..................       83.6              85.6
  Other...................................................       89.6              75.1
                                                             --------          --------
   Total other assets.....................................      173.2             160.7
                                                             --------          --------
     Total assets.........................................   $4,683.0          $4,749.4
                                                             ========          ========

                                                                     (Continued)

    See accompanying notes to consolidated condensed financial statements.

          SOUTHERN PACIFIC RAIL CORPORATION AND SUBSIDIARY COMPANIES
               CONSOLIDATED CONDENSED BALANCE SHEETS (Continued)
                                  (Unaudited)

                                                             March 31,       December 31,
                                                               1996              1995
                                                             ---------       ------------
                                                                    (in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
- - ------------------------------------
CURRENT LIABILITIES
  Accounts and wages payable............................     $  137.1          $  145.9
  Accrued payables......................................        174.4             181.2
  Current portion of long-term debt.....................         56.7              58.9
  Redeemable preference shares of a subsidiary..........          2.0               2.0
   Other current liabilities............................        608.1             632.6
                                                             --------          --------
    Total current liabilities...........................        978.3           1,020.6
                                                             --------          --------

LONG-TERM DEBT..........................................      1,702.5           1,699.3
                                                             --------          --------

DEFERRED INCOME TAXES...................................        222.9             218.6
                                                             --------          --------

OTHER LIABILITIES.......................................        691.9             729.9
                                                             --------          --------

REDEEMABLE PREFERENCE SHARES OF A SUBSIDIARY............         20.0              20.1
                                                             --------          --------

STOCKHOLDERS' EQUITY
   Common stock.........................................          0.2               0.2
   Additional paid-in capital...........................      1,122.2           1,121.8
   Accumulated deficit..................................        (55.0)            (61.1)
                                                             --------          --------
    Total stockholders' equity..........................      1,067.4           1,060.9
                                                             --------          --------
    Total liabilities and stockholders' equity..........     $4,683.0          $4,749.4
                                                             ========          ========

    See accompanying notes to consolidated condensed financial statements.

          SOUTHERN PACIFIC RAIL CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                           Three Months
                                                         Ended  March 31,
                                                        ------------------
                                                         1996        1995
                                                        -----       ------
                                                      (in millions, except
                                                        per share amounts)
OPERATING REVENUES
  Railroad..........................................   $ 763.4     $ 744.3
  Other.............................................      22.1        22.5
                                                       -------     -------
   Total............................................     785.5       766.8
                                                       -------     -------

OPERATING EXPENSES
  Railroad..........................................     711.4       688.4
  Other.............................................      20.9        21.7
                                                       -------     -------
   Total............................................     732.3       710.1
                                                       -------     -------

OPERATING INCOME....................................      53.2        56.7
                                                       -------     -------

OTHER INCOME (EXPENSE)
  Gains from sales of property and real estate......      15.2        13.9
  Real estate and other rentals, net................       4.6         3.9
  Interest income...................................       2.5         3.7
  Other expense, net................................     (20.9)      (17.7)
                                                       -------     -------
   Total............................................       1.4         3.8
                                                       -------     -------
INTEREST EXPENSE....................................      44.4        32.9
                                                       -------     -------

INCOME BEFORE INCOME TAXES..........................      10.2        27.6
                                                       -------     -------

INCOME TAX EXPENSE
  Current...........................................         -         0.4
  Deferred..........................................       4.1        10.7
                                                       -------     -------
   Total............................................       4.1        11.1
                                                       -------     -------

NET INCOME..........................................   $   6.1     $  16.5
                                                       =======     =======

INCOME APPLICABLE TO COMMON STOCKHOLDERS............   $   6.1     $  16.5
                                                       =======     =======

EARNINGS PER SHARE..................................   $  0.04     $  0.11
                                                       =======     =======

    See accompanying notes to consolidated condensed financial statements.

          SOUTHERN PACIFIC RAIL CORPORATION AND SUBSIDIARY COMPANIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                       Three Months Ended March 31, 1996
                                  (Unaudited)

                                         Common Stock
                                      ------------------   Additional
                                      Number of              Paid-in     Accumulated
                                       Shares     Amount     Capital       Deficit      Total
                                      ---------   ------   ----------    -----------    -----
                                                               (in millions)
Balances at December 31, 1995.......     156       $ 0.2     $1,121.8     $ (61.1)     $1,060.9
Net income..........................       -           -            -         6.1           6.1
Issuance of common stock............       -           -          0.4           -           0.4
                                        ----       -----     --------     -------      --------
Balances at March 31, 1996..........     156       $ 0.2     $1,122.2     $ (55.0)     $1,067.4
                                        ====       =====     ========     =======      ========


    See accompanying notes to consolidated condensed financial statements.

          SOUTHERN PACIFIC RAIL CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                     Three Months
                                                                    Ended March 31,
                                                              ---------------------------
                                                                1996               1995
                                                              --------           --------
                                                                    (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income................................................   $   6.1            $  16.5
                                                              -------            -------
 Adjustments to net income:
  Depreciation and amortization............................      43.4               34.6
  Deferred income taxes....................................       4.1               10.7
  Gains from sales of property and real estate.............     (15.2)             (13.9)
  Other adjustments........................................     (31.0)             (97.8)
                                                              -------            -------
   Total adjustments.......................................       1.3              (66.4)
                                                              -------            -------
  Net cash provided by (used for) operating activities.....       7.4              (49.9)
                                                              -------            -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Capital expenditures......................................     (69.2)             (94.9)
 Property sold and retired.................................      14.8               17.9
 Decrease in short-term investments........................         -               65.0
 Change in notes receivable and other investments, net.....      (1.3)              (3.7)
                                                              -------            -------
  Net cash used for investing activities...................     (55.7)             (15.7)
                                                              -------            -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Debt and revolver repayment...............................      (6.0)              (9.8)
 Redeemable preference shares repayment....................      (0.4)              (0.4)
                                                              -------            -------
  Net cash used for financing activities...................      (6.4)             (10.2)
                                                              -------            -------

NET CHANGE IN CASH AND CASH EQUIVALENTS....................     (54.7)             (75.8)

CASH AND CASH EQUIVALENTS-BEGINNING OF THE PERIOD..........     105.8              145.6
                                                              -------            -------

CASH AND CASH EQUIVALENTS-END OF THE PERIOD................   $  51.1            $  69.8
                                                              =======            =======

    See accompanying notes to consolidated condensed financial statements.

          SOUTHERN PACIFIC RAIL CORPORATION AND SUBSIDIARY COMPANIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                March 31, 1996
                                  (Unaudited)


(1)  OWNERSHIP AND PRINCIPLES OF CONSOLIDATION
     -----------------------------------------

          Southern Pacific Rail Corporation ("SPRC") is the parent company of Southern Pacific Transportation Company ("SPT"), which includes St. Louis Southwestern Railway Company ("SSW"), SPCSL Corp. ("SPCSL") and The Denver and Rio Grande Western Railroad Company ("D&RGW"). SPRC together with its subsidiaries is referred to as the Company. The consolidated financial statements are prepared on the purchase accounting basis and include the accounts of the Company and its subsidiaries on a consolidated basis. The railroad subsidiaries report their financial position and results of operations on the historical cost basis. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1995. In the opinion of management, all adjustments (consisting of normal, recurring accruals) necessary for a fair presentation of interim period results have been included. However, these results are not necessarily indicative of results for a full year.

(2)  RECLASSIFICATIONS
     -----------------

          Certain of the prior period amounts have been reclassified to conform to the March 31, 1996 consolidated condensed financial statement presentation.

(3) PROPOSED MERGER WITH UNION PACIFIC
    ----------------------------------

          On August 3, 1995, the Board of Directors of SPRC approved an agreement providing for the merger of SPRC and the Union Pacific Railroad Company ("UPRR"), a wholly-owned subsidiary of Union Pacific Corporation ("UP"). Under the terms of the agreement, a subsidiary of UP acquired 25% of the common stock of SPRC at a price of $25.00 per share pursuant to a tender offer. The merger requires approval by the Surface Transportation Board ("STB") of the Department of Transportation (successor to the Interstate Commerce Commission ("ICC")). Based upon the 255 day procedural schedule adopted by the ICC, the earliest a written decision can be expected is August 1996. The shares purchased in the tender offer are held in a voting trust pending a decision by the STB. Following receipt of STB approval and the satisfaction of other conditions, SPRC (and the UP subsidiary that purchased SPRC stock in the cash tender offer) would be merged into UPRR. In the merger, each share of SPRC stock would be converted, at the holder's election (subject to proration), into the right to receive $25.00 in cash or 0.4065 shares of UP common stock. Of the shares of SPRC common stock outstanding immediately prior to the merger (other than the shares previously acquired by UP in the tender offer), 20% would be acquired for cash and 80% would be acquired in exchange for shares of UP common stock.

          The merger agreement provides that prior to completion of the merger, or termination of the merger agreement if that occurs before the merger is completed, the business of the Company and its subsidiaries generally will be conducted in the ordinary course of business consistent with past practice, or pursuant to "customary actions". Customary actions are defined as actions in the ordinary course of a person's business where the action is generally recognized as being customary and prudent for other major enterprises in the person's line of business. The merger agreement may be terminated by the Board of Directors of either the Company or UP if the merger has not occurred on or prior to March 31, 1997. The agreement restricts the Company, with certain exceptions, from amending its articles or bylaws, paying dividends, issuing stock, redeeming or repurchasing shares of its stock, making compensation changes, making loans, advances, capital contributions or investments (except for railroad and real estate joint ventures and certain other transactions) and engaging in transactions with affiliates. In addition, among other things, the agreement restricts the Company from incurring debt other than pursuant to arrangements existing on the date of the merger agreement (the Company's $450 million of bank credit facilities and replacements therefor and refinancings thereof, and capital leases to finance the rebuilding of freight cars and purchase of equipment under existing commitments), plus borrowings not to exceed $25 million in the fiscal year ending December 31, 1996, and $12.5 million in the fiscal quarter ending March 31, 1997.

          On November 30, 1995, UPRR and SPRC filed an application for the proposed merger with the ICC and the application process is ongoing. The earliest closing of the transaction, if approved, would be September 1996.

          On January 17, 1996 at a special meeting called to consider the proposed merger, the stockholders of SPRC voted to proceed with the transaction.

          The Company incurred expenses of $13.8 million through March 31, 1996 associated with the proposed merger and, if the merger is completed, has committed to continuity, severance and transaction expenses of up to an additional $40 million.

(4)  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                            1996       1995
                                                           ------     ------
                                                             (in millions)
Cash payments:
      Interest........................................     $ 47.6     $ 27.4
      Income taxes....................................       (1.0)       1.0

Non-cash transactions:
      Capital lease obligations for rail equipment....        8.2       60.4
      Issuance of common stock........................        0.4        5.7


(5)  SPECIAL CHARGE
     --------------

          In June 1995, the Board of Directors approved plans aimed at reducing future operating costs and increasing productivity which resulted in a $64.6 million pretax charge. Approximately $41 million of the charge is related to severance payments to be made for approximately 582 employees (both management and labor), approximately $4 million of the charge is related to costs associated with terminating certain leased facilities, and approximately $20 million is for the expected loss associated with the sale, lease or abandonment of 600 miles of light density rail lines. Through the first quarter of 1996, severance payments totaling $3.6 million for 83 employees whose positions have been terminated have been charged to the severance reserve. The Company continues to review the timing of plans approved by the Board in June 1995. If the proposed merger with UPRR were not approved, management expects that implementation of plans approved by the Board would be accelerated.


(6) COMMITMENTS AND CONTINGENCIES
    -----------------------------

          The Company is subject to Federal, state and local environmental laws and regulations and is currently participating in the investigation and remediation of numerous sites. Where the remediation costs can be reasonably determined, and where such remediation is probable, the Company has recorded a liability. It is possible that additional losses will be incurred, but such amounts cannot be reasonably estimated. The Company does not believe that disposition of environmental matters known to the Company will have a material adverse effect on the Company's financial condition or liquidity; however, there can be no assurance that the impact of these matters on its results of operations for any given reporting period will not be material.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995
- - -------------------------------------------------------------------------------

     The Company had net income of $6.1 million ($.04 per share) for the first quarter of 1996 compared to net income of $16.5 million ($.11 per share) for the first quarter of 1995. The Company had operating income of $53.2 million for the first quarter of 1996 compared to $56.7 million for the 1995 quarter. For the first quarter of 1996, railroad operating revenues increased 2.6% and railroad operating expenses increased 3.3% over the 1995 period. The adverse net income variance from the first quarter 1995 was caused primarily by increased depreciation and interest expenses related to locomotive acquisitions completed in 1995.

Operating Revenues.  In the first quarter of 1996, railroad operating revenues
- - ------------------
increased $19.1 million, or 2.6%, compared to the first quarter of 1995. Railroad freight operating revenues increased $26.2 million, or 3.7%, due to stable or increased shipments of all commodities with the exception of coal shipments which decreased 2.9% due primarily to a mine closure and temporary
downtime at two other mines.   The improvement in railroad freight operating
revenues in 1996 is in part due to comparison to a weak performance as a result of bad weather in the first quarter of 1995. Other railroad revenues (primarily demurrage and incidental) decreased $7.1 million during the first quarter of 1996 compared to the 1995 quarter. For the first quarter of 1996, carloads increased 4.5% and revenue ton-miles increased 8.6% compared to the same period in 1995. The average net freight revenue per ton-mile for the first quarter of 1996 declined by 4.6% compared to the first quarter of 1995 due principally to an increase in traffic volume for commodities that generate lower revenue per ton-mile (e.g., iron ore and aggregates traffic).

     The following table compares traffic volume (in carloads), gross freight revenues (before contract allowances and adjustments) and gross freight revenue per carload by commodity group for the three months ended March 31, 1996 and 1995.

                 Carload and Gross Freight Revenue Comparison
                  Three Months Ended March 31, 1996 and 1995

                                                                                                   Gross Freight
                                             Carloads               Gross Freight Revenues      Revenue Per Carload
                                     -------------------------     ------------------------   ------------------------
Commodity Group                       1996    1995    % Change     1996     1995   % Change   1996     1995   % Change
- - ---------------                      -------------------------     ------------------------   ------------------------
                                          (in thousands)           (dollars in millions, except revenue per carload)
Intermodal........................    177.1   172.8     2.5%      $208.6   $205.1    1.7%    $1,178   $1,187    (0.8)%
Chemical and petroleum products...     84.6    77.3     9.4        148.4    142.4    4.2      1,754    1,842    (4.8)
Coal..............................     84.5    87.0    (2.9)        81.1     82.9   (2.2)       960      953     0.7
Food and agricultural products....     57.2    57.0     0.4        102.7     96.8    6.1      1,795    1,698     5.7
Forest products...................     54.3    51.9     4.6        103.1    101.1    2.0      1,899    1,948    (2.5)
Metals and ores...................     49.5    49.1     0.8         73.2     71.7    2.1      1,479    1,460     1.3
Construction materials and
 minerals.........................     49.5    41.0    20.7         46.2     40.3   14.6        933      983    (5.0)
Automotive........................     23.0    18.8    22.3         52.8     44.4   18.9      2,292    2,356    (2.7)
                                     ------   -----               ------   ------
          Total...................    579.7   554.9     4.5%      $816.1   $784.7    4.0%    $1,408   $1,414    (0.4)%
                                     ======   =====               ======   ======

        o Intermodal carloads and revenue increased for the first quarter of 1996 compared to the same period in 1995 due to increased container-on-flatcar ("COFC") traffic, primarily from steamship customers. Trailer-on-flatcar ("TOFC") carloads and revenue declined due to industry-wide reduction in volumes, changes in customer distribution and shipping patterns and increases in service competition from major competitors.

        o Chemical and petroleum products carloads and revenues increased during the first quarter of 1996 compared to the same period in 1995 due to increased traffic in environmental wastes as well as reduced 1995 shipments attributable to severe weather during the first quarter of 1995, strong crude oil shipments compared to a 1995 quarter that included a prolonged maintenance shutdown for a primary crude oil customer and growth in the first quarter of 1996 in shipments of plastics, liquified petroleum gas, soda ash and ethanol. Revenue per carload decreased for the 1996 quarter from the 1995 quarter due primarily to changes in the commodity and customer mix.

        o Coal carloads and revenues decreased for the 1996 period due to a mine closure and temporary downtime at two mines during 1996 as well as to reduced shipments for certain customers that are drawing down large stockpiles or had spot moves in 1995 that did not repeat. Revenue per carload remained relatively stable between periods.

        o Food and agricultural products carloads remained stable for the 1996 quarter compared to the 1995 quarter while revenue and revenue per carload increased due to increased length of haul for grain traffic and growth in higher revenue per car canned food shipments. Shipments of sugar beets, temperature controlled traffic and grain products decreased during the 1996 quarter compared to the same period in 1995.

        o Forest products carloads and revenue increased during the first quarter of 1996 due to increased shipments of paperboard, scrap paper and wood chips attributable primarily to incremental volumes from existing customers as well as to reduced 1995 carloads and revenue. The weakness in the first quarter of 1995 was caused by severe weather and flooding in California, a slowdown in construction markets and the impact of a millworkers strike which ended in March

        1995. The revenue per carload decrease was due to changes in the commodity mix and reduced length of haul for lumber stock, particle board, scrap paper and wood pulp.

        o Carloads, revenue and revenue per carload for metals and ores traffic increased in the first quarter of 1996 compared to the first quarter of 1995 due primarily to increased shipments of higher than average revenue per carload mini-mill traffic associated with strong construction demand in California and increased pipe traffic.

        o Construction materials and minerals carloads and revenues increased for the 1996 quarter due to increased shipments of aggregates and minerals. The growth in aggregates is caused by increased volume from existing customers and comparison to a 1995 quarter that was limited by severe weather and flooding in California while growth in minerals shipments was due to better than average winter weather and increased traffic volumes. The revenue per carload reduction was due to the lower than average revenue per carload associated with aggregates traffic as well as length of haul reductions for cement, non-hazardous waste and minerals traffic.

        o Automotive carloads and revenues increased during the 1996 quarter due to new traffic and strength in the Mexico market. Revenue per carload declined due to customer and market mix changes as well as to competitive rate pressures.

Operating Expenses.  Railroad operating expenses for the first quarter of 1996
- - ------------------
increased $23.0 million, or 3.3%, compared to the first quarter of 1995. The following table sets forth a comparison of the Company's railroad operating expenses during the three months ended March 31, 1996 and 1995.

                     Railroad Operating Expense Comparison
                  Three Months Ended March 31, 1996 and 1995

                                         1996    1995    % Change
                                        ------  ------  ----------
                                         (in millions)
Compensation and benefits.............  $282.7   $269.7      4.8%
Fuel..................................    64.8     62.1      4.4
Materials and supplies................    29.5     47.4    (37.8)
Equipment rental......................    79.5     76.4      4.1
Depreciation and amortization.........    43.4     34.6     25.3
Other.................................   211.5    198.2      6.7
                                        ------   ------
           Total......................  $711.4   $688.4      3.3%
                                        ======   ======

        o Compensation and benefit costs increased $13.0 million, or 4.8%, for the first quarter of 1996 compared to the first quarter of 1995. The increased costs were due primarily to increased transportation labor as revenue ton-miles were up 8.6% for the quarter, gross ton-miles increased 7.8% and carloads increased 4.5% compared to the first quarter of 1995. Train crew starts increased by 3.5% for the first quarter of 1996 compared to the 1995 quarter. In addition, the increase included an adjustment in the first quarter of 1995 to reflect reduced costs associated with non-agreement fringe benefits. Company employment increased only 0.6% to a total of 18,792 at March 31, 1996 compared to 18,685 at the end of March 1995. Expressed as a percentage of operating revenues, compensation and benefit expenses were 36.0% for the first quarter of 1996 compared to 35.2% for the first quarter of 1995.

        o Fuel expenses increased $2.7 million, or 4.4%, for the first quarter of 1996 compared to the same period in 1995. The increase was a result of a 2.6% increase in the average price per gallon of fuel to $.57 per gallon during the 1996 quarter compared to $.56 per gallon during the 1995 period combined with an increase in gallons consumed of 1.8% attributable to the increase in traffic volume. The average price per gallon of fuel and fuel expense for both periods includes handling, fuel hedging costs paid or received under fuel hedging contracts and amounts paid to the Company's suppliers. Included in the first quarter 1996 fuel expense was $2.6 million received under fuel hedging contracts compared to $2.5 million paid during the 1995 quarter. The Company's locomotive fleet continues to become more fuel efficient as evidenced by a 5.7% reduction in the average gallons consumed per gross ton-mile for the first quarter of 1996 due to the recent acquisitions of new and remanufactured locomotives completed during 1995.

        o Materials and supplies expenses decreased $17.9 million, or 37.8%, for the first quarter of 1996 compared to the first quarter of 1995 due to reduced locomotive material expenses and running repairs. Locomotive overhauls charged to expense decreased 24% for the 1996 quarter with 6 locomotives overhauled compared to 25 locomotives during the 1995 period. In addition, maintenance of way material expenses for signal repairs decreased during the 1996 quarter as well as expenses related to storm damage repairs. The Company is planning on overhauling fewer locomotive units during 1996 compared to prior years due to the completion, in 1995, of the locomotive acquisition program, fewer older units remaining to be overhauled and increased use of the power-by-the-mile maintenance program.

        o Equipment rental costs increased $3.1 million, or 4.1%, for the first quarter of 1996 compared to the first quarter of 1995. The increase was primarily attributable to a $6.2 million increase in car hire associated with increases in traffic volume and cycle times partially offset by a $3.1 million reduction in locomotive lease expenses during the 1996 quarter.

        o Depreciation and amortization expense increased $8.8 million, or 25.3%, for the first quarter of 1996 due to an increase in the depreciable property base principally from significant equipment acquisitions during the latter part of 1995.

        o Other expenses increased $13.3 million, or 6.7%, for the first quarter of 1996 compared to the first quarter of 1995. This category of expense includes outside repairs and services, joint facility rent and maintenance costs, casualty costs and property and other taxes. The first quarter 1996 increase is due to $5.0 million in insurance recoveries received during the 1995 period as partial settlement of claims relating to the 1993 midwest flood, a $1.7 million increase in casualty costs associated with derailments occurring during the first quarter of 1996, a $2.0 million increase in joint facility costs associated with the increase in traffic volume and the new Burlington Northern Santa Fe Corporation ("BNSF") trackage rights agreements, and a $4.3 million increase in locomotive power-by-the-mile costs resulting from an increase in the number of locomotive units subject to that maintenance program.

Other Income (Expense) and Interest Expense.  Other income (expense)
- - -------------------------------------------
(non-operating) was a net income of $1.4 million for the first quarter of 1996 compared to $3.8 million for the same period in 1995. The reduced net income was due primarily to $5.7 million in expense during 1996 associated with the proposed UPRR/SPRC merger partially offset by a $2.3 million charge during the 1995 period associated with the repayment of the Company's $290 million Senior Secured Notes, and a $1.3 million increase in gains on sales of property during the 1996 quarter. Interest expense was $44.4 million for the first quarter of 1996 compared to $32.9 million for the first quarter of 1995, an increase of $11.5 million. The increase is due to the higher level of capitalized lease obligations for new locomotives and freight cars outstanding during the first quarter of 1996 combined with interest expense associated with the $150 million term loan borrowed in September 1995.

Liquidity and Capital Resources
- - -------------------------------

         The Company's business is capital intensive and requires on-going substantial expenditures for, among other things, improvements to roadway, structures and technology, acquisitions and repair of equipment, and maintenance of the rail system. During the first quarter of 1996, and for more than a decade before that, the Company's railroad operations did not produce sufficient cash flows to meet its capital expenditure, debt service and other cash needs. As a result, the Company relied on proceeds from transit corridor, real estate and other asset sales, borrowings and other financing for these purposes. At March 31, 1996, the Company had cash and cash equivalents of $51.1 million and had $300 million available under its revolving credit facility.

         At this time, the Company faces extraordinary capital investment requirements in order to meet the challenges of its major competitors, particularly as a result of the recent merger of Burlington Northern Railroad Company ("BN") and The Atchison, Topeka & Santa Fe Railway Company ("ATSF") in 1995. The increasing service competition that has developed and will be accelerating will require substantial additional capital expenditures for equipment, track improvements and other new facilities and technology. The Company estimates that it needs to expend approximately $500 million in capital per year simply to maintain its existing plant and equipment and its current service levels. In addition, the Company has identified capital expenditures of more than $1 billion that it believes should be made in excess of normal capital expenditures to maintain its current competitive position. The Company's two major competitors have substantially stronger cash flow and financial capabilities and their facilities and technology is more advanced than those of the Company. The completion of the BN/ATSF merger and the integration of that system occurred more quickly than the Company initially anticipated. The combined BN/ATSF is a substantially stronger competitor than either railroad was separately. The stronger financial condition and resources of the Company's major competitors will allow them to make more investments designed to enhance service, attract new customers, gain market share and achieve even more efficient operations .

         The Company anticipates that, if the proposed merger with UPRR were not completed, cash flows generated by rail operations would continue to be insufficient to meet all its cash needs including acquisition of equipment and other necessary capital expenditures. Certain of the Company's debt agreements contain quarterly financial covenants and restrictions based on minimum tangible net worth, a maximum funded debt to net worth ratio and a minimum fixed charge coverage ratio. As a result of not achieving certain ratios and covenants in its $375 million Senior Notes at December 31, 1995, the Company is restricted in incurring additional indebtedness, except for certain permitted categories of debt, including $300 million available under its revolving bank credit facility. Because continued compliance with the financial terms and covenants under its bank credit facilities would require more gains than now contemplated from the sales of properties in the first and second quarters of 1996, the Company and its banks have amended those covenants through the second quarter of 1996 to eliminate the fixed charge coverage test for these periods. This amendment was conditioned upon the Company's proposed merger with UPRR not being terminated or denied. If the merger were not consummated in the third quarter of 1996 and the Company's earnings did not meet the reinstated fixed charge coverage test as of the end of that quarter, the Company would be in default on both its revolver and term loan unless it were able to obtain waivers or amendments to its loan agreements. Management of the Company currently believes it will meet its
revised  financial covenants in  1996, although the margin will be small.   If
the Company were unable to meet these covenants, or obtain waivers or amendments, substantially all of the Company's outstanding indebtedness could be declared in default and payment thereon accelerated.

         In order to satisfy its future cash flow requirements, as well as the financial covenants in its bank credit facilities, the Company must improve its operating results while maintaining its bank credit facilities for use as required. Management of the Company does not believe that the Company should plan to continue to rely on real estate sales to fund its operations. The timing of such sales is difficult to predict. The supply of real estate that can be sold (especially readily salable real estate) is being depleted. Public funding for transit corridor sales is more difficult to obtain. Proceeds from sales of real estate and other properties totaled $14.8 million in the first quarter of 1996 and no large real estate sales are anticipated during the remainder of the year. Management believes that under current circumstances the Company cannot expect to obtain capital in the amounts required to fund the capital expenditures described above that would be necessary for the Company to compete effectively in all its present markets with its present services. Therefore, if the proposed merger with UPRR were not completed, management believes it would be necessary for the Company to develop and implement a plan for a major reduction in its services and investments. See "Certain Effects of Competition" below.

                             Operating Activities
                             --------------------

         As shown in the Consolidated Condensed Statements of Cash Flows, cash provided by operating activities was $7.4 million for the first quarter of 1996 compared to a use of cash of $49.9 million for the first quarter of 1995. The change between periods was due primarily to the net effect of changes in income offset by changes in accounts receivable and payable between periods based on the timing of receipts and payments. The Company expects to fund its operations (including scheduled interest payments, capital lease payments and severance payments attributable to items provided for in the special charge) over the next twelve months with cash from operations, cash on hand, property sales, capital leases and borrowings under its bank credit facilities.

         The Company had working capital deficits of $536.8 million and $402.0 million at March 31, 1996 and 1995, respectively. The increased deficit was due primarily to reduced cash, cash equivalents and short-term investments on hand at March 31, 1996 combined with an increase in current liabilities at March 31, 1996. The increased liability included a higher current portion of restructuring reserves (including amounts associated with the special charge taken in June 1995) and a higher interest payable balance due primarily to accrued interest associated with the increased capital lease obligations outstanding at March 31, 1996 compared to March 31, 1995. Working capital at March 31, 1996 was $74.0 million less than December 31, 1995 primarily resulting from lower cash and receivables.

                             Investing Activities
                             --------------------

         Capital expenditures (exclusive of capital leases) for the first quarter of 1996 were $69.2 million compared to $94.9 million for the same period in 1995. The 1996 amount included approximately $64.5 million for roadway and structures and $2.9 million for rebuilt locomotives. The 1995 amount included approximately $63.9 million for roadway and structures, $8.0 million for rebuilt locomotives and $5.8 million for improvements to a corporate office building in Denver, Colorado. During the first quarter of 1996, the Company rebuilt 9 locomotives compared to 22 locomotives during the 1995 period. The Company expects 1996 capital expenditures for railroad operations to be approximately $337 million (exclusive of capital leases). The Company expects to fund 1996 capital expenditures with cash from operations, cash on hand, property sales, capital leases and borrowing under its bank credit facilities.

         The Company has been engaged in a program to expand and upgrade its locomotive and freight car fleets principally through capitalized lease financing. All locomotive acquisitions were completed in 1995 and there are no commitments to purchase additional locomotives. During the first three months of 1996, the Company received 331 reconditioned freight cars and incurred $8.2 million in capitalized lease obligations. All of the remaining 198 reconditioned freight cars to be financed under capital leases are expected to be received by year end with a total capitalized lease obligation for the year of approximately $13.9 million.

         The Company received cash proceeds from sales and retirements of real estate and other property totaling $14.8 million and $17.9 million for the first quarter of 1996 and 1995, respectively.

         The Company plans on acquiring through operating leases, approximately 3,100 new and remanufactured freight cars during 1996 at an estimated annual operating lease expense of $8.5 million in 1996 and approximately $14.6 million annually thereafter. The Company has received 425 of these freight cars as of March 31, 1996.

                             Financing Activities
                             --------------------

         The Company repaid $6.0 million of debt during the first quarter of 1996.

                        Certain Effects of Competition
                        ------------------------------

         The Company faces extraordinary capital investment requirements in order to meet the challenges of its major competitors, particularly as a result of the BN/ATSF merger in 1995. The increasing service competition that has developed and will be accelerating will require substantial additional capital expenditures for equipment, track improvements and other new facilities and technology. The Company estimates that it needs to expend approximately $500 million in capital per year simply to maintain its existing plant and equipment and its current service levels. In addition, the Company has identified capital expenditures of more than $1 billion that it believes should be made in excess of normal capital expenditures to maintain its current competitive position. The Company's two major competitors have substantially stronger cash flow and financial capabilities and their facilities and technology are more advanced than those of the Company. The completion of the BN/ATSF merger and the integration of that system occurred more quickly than the Company initially anticipated. The combined BN/ATSF is a substantially stronger competitor than either railroad was separately. The stronger financial condition and resources of the Company's major competitors will allow them to make more investments designed to enhance service, attract new customers, gain market share and achieve even more efficient operations. The Company faces substantially increased service competition from the Company's major competitors relating to transit time and consistency, areas in which the Company has historically lagged certain of its competitors. This intense service competition, including new single line service provided by the merged BN/ATSF, is expected to continue as the BN/ATSF merger has created a much stronger competitor. BN/ATSF's ability to offer expanded single line service that the Company cannot offer to its customers will also negatively impact the Company. Pressure on the Company to improve service and price more aggressively is expected to continue and is expected to have an adverse impact on operating results because the Company does not expect to be able to reduce costs as rapidly as it would have without the increased service competition from the BN/ATSF or to expend capital equivalent to its competitors and compete with equal service. After several years of extraordinary capital expenditures to rebuild its locomotive fleet, the Company will not be able to match the financial resources of BN/ATSF or UP going forward to provide the facilities and other service enhancing investments necessary to be fully competitive on a stand-alone basis. Although no specific plan has as yet been prepared, management believes, if the proposed merger with UPRR were not implemented, it would be necessary for the Company to develop and implement a plan for a major reduction in its services and a reduction in capital expenditures to a level sustainable out of cash flow from rail operations. Management would expect to focus the Company's operations, pricing initiatives and capital investments on markets and shippers where it has existing competitive advantages and de-emphasize those markets where it faces rigorous competition. Management expects that, over time, a significant portion of its services would be eliminated or reduced and the number of employees would be reduced. Examples of service reductions that would be considered are reductions in midwestern and Texas intermodal operations, some transcontinental and west coast intermodal business lines, closure of several smaller intermodal terminals, a de-emphasis on operations across the Central Corridor and rationalization of parallel main lines across east Texas.

                                     Other
                                     -----

         On April 3, 1996, the Company paid UPRR $31.8 million as the final payment under the settlement agreement previously entered into pertaining to the compensation SSW would pay for trackage rights over UPRR lines between Kansas City and St. Louis.

         In June 1995, the Board of Directors approved plans aimed at reducing future operating costs and increasing productivity which resulted in a $64.6 million pretax charge. Approximately $41 million of the charge is related to severance payments to be made for approximately 582 employees (both management and labor), approximately $4 million of the charge is related to costs associated with terminating certain leased facilities, and approximately $20 million is for the expected loss associated with the sale, lease or abandonment of 600 miles of light density rail lines. Through the first quarter of 1996, severance payments totaling $3.6 million for 83 employees whose positions have been terminated have been charged to the severance reserve. The Company continues to review the timing of plans approved by the Board in June 1995. If the proposed merger with UPRR were not approved, management expects that implementation of plans approved by the Board would be accelerated.

        In 1995, the Financial Accounting Standards Board issued Statement No. 121, "Impairment of Long-Lived Assets", which was adopted by the Company effective January 1, 1996 and had no financial statement impact. Future business decisions could impact the financial statement results under this accounting standard.

         The Company is subject to Federal, state and local environmental laws and regulations and is currently participating in the investigation and
remediation of numerous sites.    Where the remediation costs can be reasonably
determined, and where such remediation is probable, the Company has recorded a liability. It is possible that additional losses will be incurred, but such amounts cannot be reasonably estimated. The Company does not believe that disposition of environmental matters known to the Company will have a material adverse effect on the Company's financial condition or liquidity; however, there can be no assurance that the impact of these matters on its results of operations for any given reporting period will not be material.

         The Company had entered into fuel hedging agreements covering 46% of its first quarter 1996 fuel needs at an average purchase price of $.485 per gallon (excluding handling costs). Effective April 1, 1996, the Company has no hedging agreements in place and accordingly will incur all the effects of
current fuel prices.    Further fuel hedging activity may occur during 1996.

                             Cautionary Statement
                             --------------------

         This report contains "forward looking statements" within the meaning of the federal securities laws, including management's belief that the Company will meet its revised financial covenants in 1996 and that known environmental matters and other types of claims and litigation will not have a material adverse effect on the Company's financial condition or liquidity, the Company's expected 1996 capital expenditures and funding therefor, the Company's expectations as to funding its operations over the next twelve months, and other statements of expectations, beliefs, plans, and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include but are not limited to the increasingly intense competition within the Company's service territory (see "Certain Effects of Competition" above), the Company's insufficient cash flow from operations and resulting dependence on real estate sales, and other constraints on the Company's liquidity and capital resources, as well as its substantial capital requirements to improve its service and facilities (see "Liquidity and Capital Resources" above), existing restrictions on the Company's borrowing capacity, the Company's continuing exposure to environmental liabilities and other types of claims and litigation, the impact of federal, state and local regulation of the Company's business and the possibility for adverse changes in such governmental regulation, the requirement for STB approval of the Company's proposed merger with Union Pacific, natural events such as flooding and earthquakes and the effects of adverse general economic conditions. These and other risks and uncertainties affecting the Company are discussed in greater detail in other filings by the Company with the Securities and Exchange Commission, including but not limited to the Company's registration statement on Form S-1 initially filed on June 4, 1994 (File No. 33-79950) and the joint proxy statement/prospectus dated December 12, 1995.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1.  LEGAL PROCEEDINGS

         None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) During the quarter ended March 31, 1996, no reports on Form 8-K were filed by the Company.

                                   SIGNATURE
                                   ---------

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SOUTHERN PACIFIC RAIL CORPORATION


Date:   May 13, 1996                    By: /s/  L.C. Yarberry
                                           ------------------------------
                                               Vice President - Finance
                                            (Principal Financial Officer)

                       SOUTHERN PACIFIC RAIL CORPORATION

                                 EXHIBIT INDEX

Exhibit No.                 Description
- - -----------                 -----------
    11          Computation of Earnings Per Share

    27          Financial Data Schedule