Form 10-Q
period 1996-06-30
SOUTHERN PACIFIC RAIL CORP
filed 1996-08-12
CIK 904691

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to____________________

                        Commission file number 32-62756


                       SOUTHERN PACIFIC RAIL CORPORATION
            (Exact name of registrant as specified in its charter)

          Delaware                                      84-1092482
  ----------------------------                    -----------------------
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


                                                         Outstanding
                Class                                 at July 31, 1996
- ---------------------------------------               -------------------
Common stock, $.001 par value per share               156,154,639 shares

                        PART 1 - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

          SOUTHERN PACIFIC RAIL CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                       June 30,     December 31,
                                                         1996           1995
                                                       --------     ------------
                                                            (in millions)
           ASSETS
           ------

CURRENT ASSETS
  Cash and cash equivalents..........................  $  129.7       $  105.8
  Accounts receivable, net of allowance for
    doubtful accounts................................     102.8          104.1
  Accounts receivable sales proceeds receivable......     157.3          205.5
  Materials and supplies, at cost....................      79.6           76.0
  Notes receivable...................................       7.3            7.7
  Other current assets...............................      53.6           58.7
                                                       --------       --------
    Total current assets.............................     530.3          557.8
                                                       --------       --------

REAL ESTATE HELD FOR SALE............................     344.0          341.9
                                                       --------       --------

PROPERTY, AT COST
  Roadway and structures.............................   2,719.0        2,584.2
  Railroad equipment.................................   1,556.3        1,557.3
  Other property.....................................     311.4          320.7
                                                       --------       --------
    Total property...................................   4,586.7        4,462.2
  Less accumulated depreciation and amortization.....     827.3          773.2
                                                       --------       --------
    Property, net....................................   3,759.4        3,689.0
                                                       --------       --------

OTHER ASSETS AND DEFERRED CHARGES
  Note receivable and other investments..............      84.6           85.6
  Other..............................................      79.0           75.1
                                                       --------       --------
    Total other assets...............................     163.6          160.7
                                                       --------       --------
      Total assets...................................  $4,797.3       $4,749.4
                                                       ========       ========

                                                                    (Continued)

    See accompanying notes to consolidated condensed financial statements.

          SOUTHERN PACIFIC RAIL CORPORATION AND SUBSIDIARY COMPANIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                       June 30,     December 31,
                                                         1996           1995
                                                       --------     ------------
                                                            (in millions)
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES
  Accounts and wages payable.........................    $  186.2     $  145.9
  Accrued payables...................................       165.5        181.2
  Current portion of long term debt..................        57.4         58.9
  Redeemable preference shares of a subsidiary.......         2.0          2.0
  Other current liabilities..........................       575.8        632.6
                                                         --------     --------
    Total current liabilities........................       986.9      1,020.6
                                                         --------     --------

LONG-TERM DEBT.......................................     1,776.7      1,699.3
                                                         --------     --------

DEFERRED INCOME TAXES................................       237.4        218.6
                                                         --------     --------

OTHER LIABILITIES....................................       691.1        729.9
                                                         --------     --------

REDEEMABLE PREFERENCE SHARES OF A
  SUBSIDIARY.........................................        19.9         20.1
                                                         --------     --------

STOCKHOLDERS' EQUITY
  Common stock.......................................         0.2          0.2
  Additional paid-in capital.........................     1,122.2      1,121.8
  Accumulated deficit................................       (37.1)       (61.1)
                                                         --------     --------
     Total stockholders' equity......................     1,085.3      1,060.9
                                                         --------     --------
     Total liabilities and stockholders' equity......    $4,797.3     $4,749.4
                                                         ========     ========

    See accompanying notes to consolidated condensed financial statements.

          SOUTHERN PACIFIC RAIL CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                        Three Months              Six Months
                                                       Ended June 30,           Ended June 30,
                                                      ----------------         ----------------
                                                      1996        1995         1996        1995
                                                      ----        ----         ----        ----
                                                        (in millions, except per share amounts)
OPERATING REVENUES
  Railroad..........................................  $803.7    $782.8       $1,567.2    $1,527.0
  Other.............................................    24.4      21.7           46.4        44.3
                                                      ------    ------       --------    --------
    Total...........................................   828.1     804.5        1,613.6     1,571.3
                                                      ------    ------       --------    --------

OPERATING EXPENSES
  Railroad..........................................   747.3     723.2        1,458.7     1,411.6
  Special charge (Note 5)...........................       -      64.6              -        64.6
  Other.............................................    25.1      21.6           46.0        43.3
                                                      ------    ------       --------    --------
    Total...........................................   772.4     809.4        1,504.7     1,519.5
                                                      ------    ------       --------    --------

OPERATING INCOME (LOSS).............................    55.7      (4.9)         108.9        51.8
                                                      ------    ------       --------    --------

OTHER INCOME (EXPENSE)
  Gains from sales of property and real estate......    27.0       1.0           42.1        14.8
  Real estate and other rentals, net................     5.5       3.9           10.1         7.8
  Interest..........................................     2.3       2.8            4.8         6.5
  Other expense, net................................   (17.7)    (11.2)         (38.6)      (28.9)
                                                      ------    ------       --------    --------
    Total...........................................    17.1      (3.5)          18.4         0.2
                                                      ------    ------       --------    --------
INTEREST EXPENSE....................................    43.5      31.4           87.9        64.3
                                                      ------    ------       --------    --------
INCOME (LOSS) BEFORE INCOME TAXES...................    29.3     (39.8)         (39.4)      (12.3)
                                                      ------    ------       --------    --------

INCOME TAX (BENEFIT)
  Current...........................................       -      (0.4)             -        (0.1)
  Deferred..........................................    11.4     (15.4)          15.4        (4.7)
                                                      ------    ------       --------    --------
    Total...........................................    11.4     (15.8)          15.4        (4.8)
                                                      ------    ------       --------    --------

NET INCOME (LOSS)...................................  $ 17.9    $(24.0)      $   24.0    $   (7.5)
                                                      ======    ======       ========    ========

INCOME (LOSS) APPLICABLE TO
 COMMON STOCKHOLDERS................................  $ 17.9    $(24.0)      $   24.0    $   (7.5)
                                                      ======    ======       ========    ========

EARNING (LOSS) PER SHARE............................  $ 0.11    $(0.15)      $   0.15    $  (0.05)
                                                      ======    ======       ========    ========

    See accompanying notes to consolidated condensed financial statements.

          SOUTHERN PACIFIC RAIL CORPORATION AND SUBSIDIARY COMPANIES
           CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED JUNE 30, 1996
                                  (Unaudited)


                                               Common Stock
                                            -----------------      Additional
                                            Number of               Paid-in      Accumulated
                                            Shares      Amount      Capital        Deficit        Total
                                            ------      ------     ----------    -----------      -----
                                                                (in millions)
Balances at December 31, 1995..............  156        $0.2       $1,121.8        $(61.1)       $1,060.9
Net income.................................    -           -              -          24.0            24.0
Issuance of Common Stock...................    -           -            0.4             -             0.4
                                             ---        ----       --------        ------        --------
Balances at June 30, 1996..................  156        $0.2       $1,122.2        $(37.1)       $1,085.3
                                             ===        ====       ========        ======        ========

    See accompanying notes to consolidated condensed financial statements.

          SOUTHERN PACIFIC RAIL CORPORATION AND SUBSIDIARY COMPANIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                    Six Months
                                                                  Ended June 30,
                                                                 ----------------
                                                                 1996        1995
                                                                 ----        ----
                                                                   (in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)............................................   $  24.0    $  (7.5)
                                                                 -------    -------
 Adjustments to net income (loss):
  Gains from sales of property and real estate................     (42.1)     (14.8)
  Depreciation and amortization...............................      87.4       73.5
  Deferred income taxes.......................................      15.4       (4.7)
  Special charge..............................................         -       64.6
  Other adjustments...........................................     (16.5)    (118.7)
                                                                 -------    -------
   Total adjustments..........................................      44.2       (0.1)
                                                                 -------    -------
  Net cash provided by (used for) operating activities........      68.2       (7.6)
                                                                 -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES
 Property sold and retired....................................      52.9       16.7
 Capital expenditures.........................................    (154.7)    (174.8)
 Decrease in short-term investments...........................         -       95.0
 Change in notes receivable and other investments, net........      (2.4)      (5.8)
                                                                 -------    -------
  Net cash used for investing activities......................    (104.2)     (68.9)
                                                                 -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of debt, net of costs.................     100.0       25.0
 Debt and revolver repayment..................................     (39.2)     (71.4)
 Redeemable preference shares repayment.......................      (0.9)      (0.8)
                                                                 -------    -------
  Net cash provided by (used for) financing activities........      59.9      (47.2)
                                                                 -------    -------

NET CHANGE IN CASH AND CASH EQUIVALENTS.......................      23.9     (123.7)

CASH AND CASH EQUIVALENTS-BEGINNING OF THE PERIOD.............     105.8      145.6
                                                                 -------    -------

CASH AND CASH EQUIVALENTS-END OF THE PERIOD...................   $ 129.7    $  21.9
                                                                 =======    =======

    See accompanying notes to consolidated condensed financial statements.

          SOUTHERN PACIFIC RAIL CORPORATION AND SUBSIDIARY COMPANIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)


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

(2)  RECLASSIFICATIONS
     -----------------

     Certain of the prior period amounts have been reclassified to conform to the June 30, 1996 consolidated condensed financial statement presentation.

(3)  MERGER WITH UNION PACIFIC
     -------------------------

     On August 3, 1995, the Board of Directors of SPRC approved an agreement providing for the merger of SPRC and the Union Pacific Railroad Company ("UPRR"), a wholly-owned subsidiary of Union Pacific Corporation ("UP"). Under the terms of the agreement, a subsidiary of UP acquired 25% of the common stock of SPRC at a price of $25.00 per share pursuant to a tender offer. The merger was approved in an oral voting conference by the Surface Transportation Board ("STB") of the Department of Transportation (successor to the Interstate Commerce Commission ("ICC")) on July 3, 1996. At that time, the STB announced the following decision: to approve the merger subject to a number of conditions, principally (a) a settlement agreement between UP/SP and BNSF (as defined herein) under which BNSF will receive trackage rights over more than 4,000 miles of UP/SP track and will purchase over 300 miles of UP/SP lines, augmented in a number of ways to expand BNSF's ability to gain access to traffic (e.g., through transloading facilities (facilities where goods are transferred between trucks and railcars) and build-ins of rail lines to exclusively-served customers, through serving new shipper facilities on the lines over which it will have trackage rights, and through opening to BNSF 50% of all traffic now committed under contracts to UP or SP by shippers served by UP and SP and no other railroad), (b) a settlement agreement between UP/SP and the Chemical Manufacturers Association which provides certain additional protections to shippers, (c) a settlement agreement between UP/SP and Utah Railway Company ("Utah Railway") under which Utah Railway will receive access to certain coal mines and loading facilities in Utah and trackage rights over SP from Utah Railway's line in Utah to Grand Junction, Colorado, (d) the grant of trackage rights to the Texas Mexican Railway ("Tex Mex") over UP/SP lines between Corpus

Christi/Robstown, Texas, and Beaumont, Texas, via Houston, Texas, restricted to traffic moving on Tex Mex's Laredo-Corpus Christi/Robstown line, including terminal-area trackage rights in Houston, (e) environmental mitigation conditions, including a condition restricting increases in train volumes through Reno, Nevada, and Wichita, Kansas, for 18 months following the merger while a consultant conducts a study of possible measures to reduce the potential adverse impact of increased rail traffic through those communities and the STB decides upon such measures, (f) standard labor protective conditions and (g) a 5-year oversight process, pursuant to which the STB will review whether the conditions imposed on the merger have effectively addressed competitive issues. Consummation of the merger remains subject to issuance of a final written order by the STB, which is expected by August 12, 1996. Upon issuance of that order, the two companies would be permitted to close the transaction 30 days later. If, as expected, the written order does not contain terms materially different from those voted upon by the STB on July 3, 1996, UP has indicated that it expects to proceed with the transaction in accordance with and subject to the terms and conditions of the Amended Merger Agreement.

     A Special Meeting of the stockholders of SPRC will be held on August 16, 1996 for the purpose of voting on the approval and adoption of an Amended and Restated Agreement and Plan of Merger, dated as of July 12, 1996 (the "Amended Merger Agreement"), by and among SPRC, UP, UPRR, UP Holding Company, Inc., a wholly owned subsidiary of UP ("Holding") and Union Pacific Merger Co., a wholly owned subsidiary of UP ("Mergerco"). The Amended Merger Agreement amends and restates the Agreement and Plan of Merger, dated as of August 3, 1995, as amended (the "Original Merger Agreement"), by and among SPRC, UP, UPRR and UP Acquisition Corporation, a former indirect wholly owned subsidiary of UP, that was approved and adopted by the SPRC stockholders at a special meeting of SPRC stockholders on January 17, 1996, pursuant to which SPRC would be merged into UPRR. Pursuant to the Amended Merger Agreement, among other things, (i) SPRC will be merged with and into UPRR, with UPRR as the surviving corporation, as provided in the Original Merger Agreement, or, in the alternative, SPRC will be merged with and into either Holding or Mergerco, with Holding or Mergerco as the surviving corporation (such alternative mergers hereinafter referred to as the "Merger"), and (ii) as also provided in the Original Merger Agreement, each share of SPRC common stock, par value $.001 per share, will be converted into the right to receive, in accordance with the election to be filed by each stockholder, (a) $25.00 per Share in cash, without interest thereon, (b) .4065 shares of Union Pacific common stock, par value $2.50 per share, or (c) a combination thereof, all as more fully set forth in the Amended Merger Agreement. Of the shares of SPRC common stock outstanding immediately prior to the merger (other than the shares previously acquired by UP in the tender offer), 20% would be acquired for cash and 80% would be acquired in exchange for shares of UP common stock.

     The reason for the alternative structure is to maximize UP's flexibility after the merger in achieving additional service improvements and operating efficiencies, while maintaining the same tax consequences to SPRC stockholders. The amendment to the Merger Agreement will have no substantive impact on SPRC stockholders. Except for the UP subsidiary with which SPRC could be merged, all aspects of the Merger, including the UP common stock and cash to be received by SPRC stockholders, remain unchanged.

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

     The Company has incurred expenses of $18.7 million in 1995 and 1996 associated with the proposed merger and, if the merger is completed, has committed to continuity, enhanced severance for certain employees and transaction expenses of up to an additional $40 million. The accompanying financial statements do not include accruals for merger expenses or adjustments relating to decisions regarding the Company's operations and assets that might result from the merger.

(4)  SUPPLEMENTAL CASH FLOW INFORMATION
     ----------------------------------


                                                          Six Months Ended June 30,
                                                          -------------------------
                                                            1996            1995
                                                            ----            ----
                                                                (in millions)
     Cash payments:
        Interest.........................................  $92.6            $ 46.6
        Income taxes.....................................   (4.2)              1.2

     Non-cash transactions:
        Capital lease obligations for rail equipment.....   13.6             359.3
        Issuance of common stock.........................    0.4               5.8


(5)  SPECIAL CHARGE
     --------------

     In June 1995, the Board of Directors approved plans aimed at reducing future operating costs and increasing productivity which resulted in a $64.6 million pretax charge. Approximately $41 million of the charge is related to severance payments to be made for approximately 582 employees (both management and labor), approximately $4 million of the charge is related to costs associated with terminating certain leased facilities, and approximately $20 million is for the expected loss associated with the sale, lease or abandonment of 600 miles of light density rail lines. Through the first six months of 1996, severance payments totaling $4.3 million for 83 employees whose positions have been terminated have been charged to the severance reserve. As a result of the July 3, 1996 decision approving the merger, the Company has suspended its plans for the severance and relocation of a substantial portion of these employees. The Company continues to review these plans pending receipt and review of a written merger decision on August 12, 1996 and closing of the merger.

(6)  LONG TERM DEBT
     --------------

     Certain of the Company's debt agreements contain quarterly financial covenants and restrictions based on minimum tangible net worth, a maximum funded debt to net worth ratio and a minimum fixed charge coverage ratio. As a result of not achieving certain ratios and covenants in its $375 million Senior Notes at December 31, 1995, the Company is restricted in incurring additional indebtedness, except for certain limited categories of debt, including $200 million available under its revolving bank credit facility. Because continued compliance with the financial terms and covenants under its bank credit facilities would require more gains than was contemplated from the sales of properties in the first and second quarters of 1996, the Company and its banks amended those covenants through the second quarter of 1996 to eliminate the fixed charge coverage test for these periods. Effective as of the end of the third quarter, the fixed charge coverage test must be satisfied. If the merger were not consummated in the third quarter of 1996 and the Company's earnings did not meet the reinstated fixed charge coverage test as of the end of that quarter, the Company would be in default on both its revolver and term loan unless it were able to obtain waivers or amendments to its loan agreements. Management of the Company currently does not believe the Company will meet its revised financial covenants in 1996, unless property sales significantly exceed current expectations. If these covenants were not satisfied, there is no assurance that necessary waivers and amendments could be obtained. If the Company were unable to meet these covenants, or obtain waivers or amendments, substantially all of the Company's outstanding indebtedness could be declared in default and payment thereon accelerated, creating a serious liquidity problem.

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
- ---------------------

     Three Months Ended June 30, 1996 Compared to Three Months Ended June 30,
     ------------------------------------------------------------------------
1995
- ----

     The Company had net income of $17.9 million ($.11 per share) for the second quarter of 1996 compared to a net loss of $24.0 million ($.15 per share) for the second quarter of 1995. The 1995 amount included a $64.6 million pre-tax special charge. The Company had operating income of $55.7 million for the second quarter of 1996 compared to an operating loss of $4.9 million for the 1995 quarter (an operating income of $59.7 million for the 1995 quarter excluding the special charge). For the second quarter of 1996, railroad operating revenues increased 2.7% and railroad operating expenses decreased 5.1% compared to the 1995 period (including the 1995 special charge). Excluding the 1995 special charge, 1996 railroad operating expenses for the second quarter increased by 3.3% compared to the second quarter of 1995.

Operating Revenues.  In the second quarter of 1996, railroad operating revenues
- ------------------
increased $20.9 million, or 2.7%, compared to the second quarter of 1995. Railroad freight operating revenues increased $26.1 million, or 3.4%, due to stable or increased shipments of all commodities with the exception of coal shipments which declined 7.5% due primarily to a mine closure and temporary downtime at other mines. The improvement in railroad freight operating revenues in the 1996 quarter is in part due to comparison to a weak performance in the 1995 quarter as a result of bad weather in the spring of 1995. Other railroad revenues (primarily demurrage and incidental) decreased $5.2 million during the second quarter of 1996 compared to the 1995 quarter. For the second quarter of 1996, carloads increased 2.3% and revenue ton-miles increased 7.4% compared to the same period in 1995. The average net freight revenue per ton-mile for the second quarter of 1996 declined by 3.7% compared to the second quarter of 1995 due principally to an increase in traffic volume for commodities that generate lower revenue per ton-mile (e.g., iron ore and aggregates traffic).

     The following table compares traffic volume (in carloads), gross freight revenues (before contract allowances and adjustments) and gross freight revenue per carload by commodity group for the three months ended June 30, 1996 and 1995.

                            CARLOAD AND GROSS FREIGHT REVENUE COMPARISON
                              THREE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                                                                   Gross Freight
                                        Carloads                Gross Freight Revenues          Revenue Per Carload
                                -------------------------     -------------------------      --------------------------
     Commodity Group            1996     1995     % Change    1996     1995     % Change     1996     1995      % Change
     ---------------            ----     ----     --------    ----     ----     --------     ----     ----      --------
                                      (in thousands)                 (dollars in millions, except revenue per carload)
Intermodal...................    183.0    178.2     2.7 %    $220.9    $209.0      5.7 %     $1,207   $1,172      3.0 %
Chemical and petroleum
 products....................     90.1     82.8     8.8       155.7     148.6      4.8        1,728    1,795     (3.7)
Coal.........................     87.5     94.6    (7.5)       87.9      92.5     (5.0)       1,005      978      2.7
Food and agricultural
 products....................     59.7     59.8    (0.2)      103.7     103.9     (0.2)       1,737    1,739     (0.1)
Forest products..............     55.0     53.6     2.6       106.0     101.0      5.0        1,927    1,885      2.2
Metals and ores..............     53.1     52.4     1.3        80.0      77.7      3.0        1,507    1,483      1.6
Construction materials and
 minerals....................     54.5     50.4     8.1        51.7      47.4      9.1          949      940      0.9
Automotive...................     22.9     20.2    13.4        50.2      46.2      8.7        2,190    2,294     (4.5)
                                 -----    -----              ------    ------
     Total..............         605.8    592.0     2.3 %    $856.1    $826.3      3.6 %     $1,413   $1,396      1.2 %
                                 =====    =====              ======    ======

         . Intermodal carloads and revenue increased for the second quarter of 1996 compared to the same period in 1995 due to increases in container-on-flatcar ("COFC") traffic from both international and domestic sources as well as trailer-on-flatcar ("TOFC") traffic which is recovering from a depressed level during the second quarter of 1995. Revenue per carload increased due to changes in commodity mix and increased length of haul for TOFC traffic.

         . Chemical and petroleum products carloads and revenue increased during the second quarter of 1996 compared to the same period in 1995 due to increased traffic in environmental wastes, crude oil, plastics, soda ash, chlorine and fertilizers. The second quarter of 1995 was affected by California and Texas flooding as well as changing customer shipping patterns for crude oil. Revenue per carload decreased for the 1996 quarter from the 1995 quarter due primarily to changes in the commodity and customer mix.

         . Coal carloads and revenue decreased for the 1996 period due to a mine closure and temporary mine downtime during 1996 as well as to changes in customer mix. Revenue per carload increased for 1996 due to changes in length of haul and customer mix.

         . Food and agricultural products carloads and revenue declined slightly for the 1996 quarter compared to the 1995 quarter due to declines in grain and grain products that resulted from reduced crop harvests and shifting demand patterns during 1996. These declines were partially offset by increased shipments of canned goods, temperature control products, sugar beets and alcoholic beverages.

         . Forest products carloads and revenue increased during the second quarter of 1996 due to strong demand for lumber stock and particleboard, commodities that were depressed by a soft construction market and severe weather impacts in the second quarter of 1995. These increases in 1996 were partially offset by decreased shipments of newsprint, printing papers, wood pulp, scrap paper and woodchips. The revenue per carload increase was due largely to an increased share of the higher revenue per car lumber traffic in the commodity mix as well as increased length of haul for plywood and paperboard.

         . Carloads and revenue for metals and ores traffic increased in the second quarter of 1996 compared to the second quarter of 1995 due to growth in mini-mill traffic associated with strong construction demand in California, increased iron ore and scrap traffic and strong sulfuric acid volumes.

         . Construction materials and minerals carloads and revenues increased for the 1996 period due to increased shipments of aggregates, minerals, and miscellaneous building materials.

         . Automotive carloads and revenue increased during the 1996 period due to strength in the Mexico market as well as to the addition of selected new traffic. Revenue per carload declined during the second quarter of 1996 due to customer and market mix changes as well as to competitive rate pressure.

Operating Expenses.  Railroad operating expenses for the second quarter of 1996
- -------------------
decreased $40.5 million, or 5.1%, compared to the second quarter of 1995. Excluding the 1995 special charge, 1996 railroad operating expenses for the second quarter increased by 3.3% compared to the second quarter of 1995. The following table sets forth a comparison of the Company's railroad operating expenses during the three months ended June 30, 1996 and 1995.


                     RAILROAD OPERATING EXPENSE COMPARISON
                   THREE MONTHS ENDED JUNE 30, 1996 AND 1995


                                                  1996       1995     % Change
                                                  ----       ----     --------
                                                          (in millions)
               Compensation and benefits.......  $282.8     $280.8        0.7  %
               Fuel............................    80.8       65.2       23.9
               Materials and supplies..........    37.5       47.9      (21.7)
               Equipment rental................    86.4       80.3        7.6
               Depreciation and amortization...    43.9       38.9       12.9
               Other...........................   215.9      210.1        2.8
               Special charge..................       -       64.6     (100.0)
                                                 ------     ------
                    Total......................  $747.3     $787.8       (5.1) %
                                                 ======     ======

         . Compensation and benefit costs increased $2.0 million, or 0.7%, for the second quarter of 1996 compared to the second quarter of 1995. The increased costs were due primarily to increased transportation labor as revenue ton-miles increased 7.4% , gross ton-miles increased 6.6% and carloads increased 2.3% in the 1996 quarter compared to the second quarter of 1995. Train crew starts increased 2.4% for the second quarter of 1996 compared to the 1995 quarter. The Company decreased employment by 1.0% to a total of 18,840 as of the end of June 1996 compared to 19,028 at the end of June 1995. Expressed as a percentage of operating revenues, compensation and benefit expenses were 34.2% for the second quarter of 1996 compared to 34.9% for the second quarter of 1995.

         . Fuel expenses increased $15.6 million, or 23.9%, for the second quarter of 1996 compared to the same period in 1995. The increase was a result of a 22.4% increase in the average price per gallon of fuel from $.58 during the 1995 quarter to $.70 during the 1996 quarter, coupled with a 1.3% increase in gallons consumed for the 1996 quarter compared to the 1995 quarter. Effective April 1, 1996, the Company had no fuel hedging agreements in place. Fuel expense for the 1995 quarter includes not only amounts paid to the Company's suppliers, but also $0.2 million paid under fuel hedging contracts. While total fuel expense increased for the 1996 quarter, fuel efficiency also increased by 5.9% as measured by gallons consumed per gross ton-mile.

         . Materials and supplies expenses decreased $10.4 million, or 21.7%, for the second quarter of 1996 compared to the second quarter of 1995 due primarily to reduced locomotive material expenses and running repairs and increased use of the power-by-the-mile maintenance program. Locomotive overhauls charged to expense decreased from 37 locomotives during the 1995 quarter to 12 locomotives during the 1996 quarter. In addition, maintenance of way material expenses for signal and bridge repairs decreased during the 1996 quarter compared to the 1995 quarter. The Company is planning on overhauling fewer locomotive units during 1996 compared to prior years due to budgetary constraints, the acquisition of locomotives in 1995 and the fact that fewer older units remain to be overhauled.

         . Equipment rental costs increased $6.1 million, or 7.6%, for the second quarter of 1996 compared to the second quarter of 1995. The increase was primarily attributable to an $11.7 million increase in car hire associated with increases in traffic volume and cycle times, partially offset by a $5.6 million reduction in locomotive lease expenses during the 1996 quarter.

         . Depreciation and amortization expense increased $5.0 million, or 12.9%, for the second quarter of 1996 due to an increase in the depreciable property base principally from significant equipment acquisitions during the latter part of 1995.

         . Other expenses increased $5.8 million, or 2.8%, for the second quarter of 1996 compared to the second quarter of 1995. This category of expense includes outside repairs and services, joint facility rent and maintenance costs, casualty costs and property and other taxes. The second quarter 1996 increase is primarily due to a $5.2 million increase in locomotive power-by-the-mile costs resulting from an increase in the number of locomotive units subject to that maintenance program and a $5.2 million increase in purchased maintenance of way services, partially offset by a $2.8 million reduction in information system outsourcing costs as well as reduced intermodal facility rent and repair costs.

         . In June 1995, the Company's Board of Directors approved plans aimed at reducing future operating costs and increasing productivity, which resulted in a $64.6 million pretax special charge. Approximately $41 million of the charge is related to severance payments to be made for 582 employees (both management and labor), approximately $4 million of the charge is related to costs associated with terminating certain leased facilities, and approximately $20 million is for the expected loss on the sale, lease or abandonment of 600 miles of light density rail lines. See "Liquidity and Capital Resources - Other".

Other Income (Expense) and Interest Expense.  Other income (expense) was a net
- --------------------------------------------
income of $17.1 million for the second quarter of 1996 compared to a net expense of $3.5 million for the same period in 1995. The increased net income was due primarily to a $26.0 million increase in gains on sales of property, partially offset by $5.3 million in expense during 1996 associated with the UPRR/SPRC merger. Interest expense was $43.5 million for the second quarter of 1996 compared to $31.4 million for the second quarter of 1995, an increase of $12.1 million. The increase is due to the higher level of capitalized lease obligations for new locomotives and freight cars outstanding during the second quarter of 1996 combined with interest expense associated with the $150 million term loan borrowed in September 1995.

     Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995
     -------------------------------------------------------------------------

     The Company had net income of $24.0 million ($.15 per share) for the firs six months of 1996 compared to a net loss of $7.5 million ($.05 per share) for the first six months of 1995. The 1995 amount included a $64.6 million pre-tax special charge. The Company had operating income of $108.9 million for the first half of 1996 compared to $51.8 million for the 1995 period (an operating income of $116.4 million for the 1995 period excluding the special charge). For the first six months of 1996, railroad operating revenues increased 2.6% and railroad operating expenses decreased 1.2% compared to the 1995 period (including the 1995 special charge). Excluding the 1995 special charge, railroad operating expenses for the first six months of 1996 increased by 3.3% compared to the first six months of 1995.

Operating Revenues.  In the first six months of 1996, railroad operating
- ------------------
revenues increased $40.2 million, or 2.6%, compared to the first six months of 1995. Railroad freight operating revenues increased $52.4 million, or 3.6%, due to stable or increased shipments of all commodities with the exception of coal shipments which decreased 5.3% due primarily to a mine closure and temporary downtime at other mines. The improvement in railroad freight operating revenues in 1996 is in part due to comparison to a weak performance in 1995 as a result of bad weather in the first half of 1995. Other railroad revenues (primarily demurrage and incidental) decreased $12.2 million during the first half of 1996 compared to the 1995 period. For the first six months of 1996, carloads increased 3.4% and revenue ton-miles increased 8.0% compared to the same period in 1995. The average net freight revenue per ton-mile for the first half of 1996 declined by 4.1% compared to the first half of 1995 due principally to an increase in traffic volume for commodities that generate lower revenue per ton-mile (e.g., iron ore and aggregates traffic).

     The following table compares traffic volume (in carloads), gross freight revenues (before contract allowances and adjustments) and gross freight revenue per carload by commodity group for the six months ended June 30, 1996 and 1995.

                 CARLOAD AND GROSS FREIGHT REVENUE COMPARISON
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                                                                                               Gross Freight
                                                  Carloads                Gross Freight Revenues          Revenue Per Carload
                                          --------------------------    --------------------------      ---------------------------
     Commodity Group                      1996     1995     % Change    1996     1995     % Change      1996     1995      % Change
     ---------------                      ----     ----     --------    ----     ----     --------      ----     ----      --------
                                                (in thousands)                 (dollars in millions, except revenue per carload)
Intermodal............................    360.1     351.1     2.6 % $  429.6  $  414.0      3.8 %     $1,193   $1,179      1.2 %
Chemical and petroleum products.......    174.7     160.1     9.1      304.0     290.9      4.5        1,740    1,817     (4.2)
Coal..................................    171.9     181.6    (5.3)     169.0     175.5     (3.7)         983      966      1.7
Food and agricultural products........    116.9     116.8     0.1      206.4     200.8      2.8        1,766    1,719      2.7
Forest products.......................    109.2     105.5     3.5      209.1     202.1      3.5        1,915    1,916        -
Metals and ores.......................    102.6     101.5     1.1      153.2     149.4      2.5        1,493    1,472      1.4
Construction materials and minerals...    104.1      91.3    14.0       98.0      87.7     11.7          941      960     (1.9)
Automotive............................     46.0      39.0    17.9      103.0      90.6     13.7        2,241    2,324     (3.6)
                                        -------   -------            -------   -------
     Total............................  1,185.5   1,146.9     3.4 % $1,672.3  $1,611.0      3.8 %     $1,411   $1,405      0.4 %
                                        =======   =======           ========  ========

         . Intermodal carloads and revenue increased for the first six months of 1996 compared to the same period for 1995 due to increased COFC traffic from both international and domestic sources. TOFC revenue increased due to a longer length of haul during the 1996 period.

         . Chemical and petroleum products carloads and revenue increased during the first six months of 1996 compared to the same period in 1995 due to increased traffic in environmental wastes, crude oil, plastics, soda ash, petroleum products and chlorine. The 1995 period was affected by flooding in California and Texas as well as by the impact of extended plant maintenance and shifting customer patterns for crude oil. Revenue per carload decreased for the 1996 period due to changes in the commodity and customer mix.

         . Coal carloads and revenue decreased for the 1996 period due to a mine closure and temporary mine downtime as well as to changes in customer demand patterns. Revenue per carload increased due to increases in the average length of haul and changes in commodity mix.

         . Food and agricultural products carloads remained stable for the first six months of 1996 compared to the same 1995 period, while revenue and revenue per carload increased due primarily to increased length of haul for grain and grain products as well as growth in higher revenue per car canned food shipments.

         . Forest products carloads and revenue increased during the first six months of 1996 due to increased shipments of paperboard, lumber stock, particleboard and scrap paper. Shipments in the first half of 1995 were depressed by a slow construction market affecting lumber, severe weather and flooding in California and a millworkers strike that ended in March 1995 that affected shipments of paper.

         . Carloads and revenue for metals and ores traffic increased in the first six months of 1996 compared to the first six months of 1995 due primarily to increased shipments of mini-mill products driven by strong construction demand in California as well as to increases in iron ore, scrap, zinc products, integrated steel and pipe shipments.

         . Construction materials and minerals carloads and revenue increased for the 1996 period due principally to increased shipments of aggregates, minerals and miscellaneous building materials.

         . Automotive carloads and revenue increased during the first six months of 1996 compared to the first six months of 1995 due to strength in the Mexico market as well as to the addition of selected new traffic. Revenue per carload declined due to customer and market mix changes as well as to competitive rate pressure.

Operating Expenses.  Railroad operating expenses for the first six months of
- -------------------
1996 decreased $17.5 million, or 1.2%, compared to the first six months of 1995. Excluding the 1995 special charge, railroad operating expenses for the first six months of 1996 increased by 3.3% compared to the first six months of 1995. The following table sets forth a comparison of the Company's railroad operating expenses during the six months ended June 30, 1996 and 1995.

                     RAILROAD OPERATING EXPENSE COMPARISON
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                       1996       1995     % Change
                                                       ----       ----     --------
                                                         (in millions)
               Compensation and benefits...........  $  563.7    $  550.5       2.4  %
               Fuel................................     145.6       127.2      14.5
               Materials and supplies..............      66.9        95.3     (29.8)
               Equipment rental....................     165.9       156.7       5.9
               Depreciation and amortization.......      87.4        73.5      18.9
               Other...............................     429.2       408.4       5.1
               Special charge......................         -        64.6    (100.0)
                                                     --------    --------
                    Total..........................  $1,458.7    $1,476.2      (1.2) %
                                                     ========    ========

         . Compensation and benefit costs increased $13.2 million, or 2.4%, for the first six months of 1996 compared to the first six months of 1995. The increased costs were due primarily to increased transportation labor as revenue ton-miles increased 8.0% , gross ton-miles increased 7.2% and carloads increased 3.4% in the first half of 1996 compared to the first half of 1995. Train crew starts increased by 2.9% for the 1996 period compared to the 1995 period. In addition, the increase included an adjustment in the first quarter of 1995 to reflect reduced costs associated with non-agreement fringe benefits. Company employment decreased by 1.0% to a total of 18,840 as of the end of June 1996 compared to 19,028 at the end of June 1995. Expressed as a percentage of operating revenues, labor and fringe benefit expenses were 34.9% for the first six months of 1996 compared to 35.0% for the first six months of 1995.

         . Fuel expenses increased $18.4 million, or 14.5%, for the first six months of 1996 compared to the same period in 1995. The increase was a result of a 12.7% increase in the average price per gallon of fuel from $.57 during the 1995 period to $.64 during the 1996 period, coupled with a 1.6% increase in gallons consumed for the 1996 period compared to the 1995 period. Fuel expense includes amounts paid to the Company's suppliers and amounts paid under fuel hedging contracts. Effective April 1, 1996, the Company had no fuel hedging agreements in place. Included in the six month 1996 fuel expense was $2.6 million received under fuel hedging contracts compared to $2.7 million paid during the 1995 period. While total fuel expense increased for the 1996 period, fuel efficiency also increased by approximately 5% as measured by gallons consumed per gross ton-mile.

         . Materials and supplies expenses decreased $28.4 million, or 29.8%, for the first half of 1996 compared to the first half of 1995 due primarily to reduced locomotive material expenses and running repairs and increased use of the power-by-the-mile maintenance program. Locomotive overhauls charged to expense decreased from 62 locomotives during the 1995 period to 18 locomotives during the 1996 period. In addition, maintenance of way material expenses for signal and bridge repairs decreased during the 1996 period compared to the 1995 period. The Company is planning on overhauling fewer locomotive units during 1996 compared to prior years due to budgetary constraints, the acquisition of locomotives in 1995 and the fact that fewer older units remain to be overhauled.

         . Equipment rental costs increased $9.2 million, or 5.9%, for the first half of 1996 compared to the first half of 1995. The increase was primarily attributable to a $17.9 million increase in car hire associated with increases in traffic volume and cycle times, partially offset by an $8.7 million reduction in locomotive lease expenses during the 1996 period.

         . Depreciation and amortization expense increased $13.9 million, or 18.9%, for the first six months of 1996 due to an increase in the depreciable property base principally from significant equipment acquisitions during the latter part of 1995.

         . Other expenses increased $20.8 million, or 5.1%, for the first six months of 1996 compared to the first six months of 1995. This category of expense includes outside repairs and services, joint facility rent and maintenance costs, casualty costs and property and other taxes. The increase is primarily due to an $11.2 million increase in locomotive power-by-the-mile costs resulting from an increase in the number of locomotive units subject to that maintenance program, a $7.5 million increase in purchased maintenance of way services, $5.0 million in insurance recoveries received during the 1995 period as partial settlement of claims relating to the 1993 midwest flooding and a $2.8 million increase in joint facility costs associated with the increase in traffic volume and the new Burlington Northern Santa Fe Corporation ("BNSF") trackage rights agreements. Partially offsetting these increased expenses are a $4.0 million reduction in information system outsourcing costs during 1996 and a $4.4 million reduction in intermodal facility rent and equipment repair costs.

         . In June 1995, the Board of Directors approved plans aimed at reducing future operating costs and increasing productivity which resulted in a $64.6 million pretax special charge. Approximately $41 million of the charge was related to severance payments to be made during the next year for 582 employees (both management and labor), approximately $4 million of the charge was related to costs associated with terminating certain leased facilities, and approximately $20 million was for the expected loss associated with the sale, lease or abandonment of 600 miles of light density rail lines. See "Liquidity and Capital
         Resources - Other".

Other Income (Expense) and Interest Expense.  Other income (expense) was a net
- --------------------------------------------
income of $18.4 million for the first six months of 1996 compared to a net income of $0.2 million for the same period in 1995. The increased net income was due primarily to a $27.3 million increase in gains on sales of property and a $2.3 million charge during the 1995 period associated with the repayment of the Company's $290 million Senior Secured Notes, partially offset by $11.0 million in expense during 1996 associated with the UPRR/SPRC merger. Interest expense was $87.9 million for the first six months of 1996 compared to $64.3 million for the first six months of 1995, an increase of $23.6 million. The increase is due to the higher level of capitalized lease obligations for new locomotives and freight cars outstanding during the first half of 1996 combined with interest expense associated with the $150 million term loan borrowed in September 1995.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     The Company's business is capital intensive and requires on-going substantial expenditures for, among other things, maintenance of the rail system, improvements to roadway, structures and technology and acquisitions and repair of equipment. During the first half of 1996, and for more than a decade before that, the Company's railroad operations did not produce sufficient cash flows to meet its capital expenditure, debt service and other cash needs. As a result, the Company has relied and continues to rely on proceeds from transit corridor, real estate and other asset sales, borrowings and other financing for these purposes. As a result of drawing $100 million on its revolving credit facility in June 1996 in order to pay debt, interest and capital lease payments due in early July, at June 30, 1996, the Company had cash and cash equivalents of $129.7 million and had $200 million available under its revolving credit facility.

     At this time, the Company faces extraordinary capital investment requirements in order to meet the challenges of its major competitors, particularly as a result of the recent merger of Burlington Northern Railroad Company ("BN") and The Atchison, Topeka & Santa Fe Railway Company ("ATSF") in 1995. The increasing service competition that has developed and will be accelerating will require substantial additional capital expenditures for equipment, track improvements and other new facilities and technology. The Company estimates that it needs to expend approximately $500 million in capital per year simply to maintain its existing plant and equipment and its current service levels. In addition, the Company has identified capital expenditures of more than $1 billion that it believes should be made in excess of normal capital expenditures to maintain its current competitive position. Without these expenditures, the Company will continue to fall farther behind its competitors. The Company's two major competitors have substantially stronger cash flow and financial capabilities and their facilities and technology is more advanced than those of the Company. The completion of the BN/ATSF merger and the integration of that system occurred more quickly than the Company initially anticipated. The combined BN/ATSF is a substantially stronger competitor than either railroad was separately. The stronger financial condition and resources of the Company's major competitors will allow them to make more investments designed to enhance service, attract new customers, gain market share and achieve even more efficient operations. For example, BNSF has announced that it will spend in excess of $2 billion in capital for 1996.

     The Company anticipates that, if the proposed merger with UPRR were not completed or were delayed, cash flows generated by rail operations would continue to be insufficient to meet all its cash needs including acquisition of equipment and other necessary capital expenditures. Although the final written order of the STB is expected by August 12, 1996, there is no assurance that STB approval will be obtained by such date or that the STB's final written order will not contain terms materially different from those voted upon by the STB on July 3, 1996, as a result of which UP might elect under the terms of the merger agreement not to complete the merger. In addition, any appeals from the STB final order might not be resolved for a substantial period of time after the entry of the final written order by the STB.

     Certain of the Company's debt agreements contain quarterly financial covenants and restrictions based on minimum tangible net worth, a maximum funded debt to net worth ratio and a minimum fixed charge coverage ratio. As a result of not achieving certain ratios and covenants in its $375 million Senior Notes at December 31, 1995, the Company is restricted in incurring additional indebtedness, except for certain limited categories of debt, including $200 million available under its revolving bank credit facility. Because continued compliance with the financial terms and covenants under its bank credit facilities would require more gains than was contemplated from the sales of properties in the first and second quarters of 1996, the Company and its banks amended those covenants through the second quarter of 1996 to eliminate the fixed charge coverage test for these periods. Effective as of the end of the third quarter, the fixed charge coverage test must be satisfied. If the merger were not consummated in the third quarter of 1996 and the Company's earnings did not meet the reinstated fixed charge coverage test as of the end of that quarter, the Company would be in default on both its revolver and term loan unless it were able to obtain waivers or amendments to its loan agreements. Management of the Company currently does not believe it will meet its revised financial covenants in 1996, unless property sales significantly exceed current expectations. If this were to occur, there is no assurance that necessary waivers and amendments could be obtained. If the Company were unable to meet these covenants, or obtain waivers or amendments, substantially all of the Company's outstanding indebtedness could be declared in default and payment thereon accelerated.

     In order to satisfy its future cash flow requirements, as well as the financial covenants in its bank credit facilities, the Company must improve its operating results while maintaining its bank credit facilities for use as required. Management of the Company does not believe that the Company should plan to continue to rely on real estate sales to fund its operations. The timing of such sales is difficult to predict. The supply of real estate that can be sold (especially readily salable real estate) is being depleted. Public funding for transit corridor sales is more difficult to obtain. Proceeds from sales of real estate and other properties totaled $52.9 million in the first six months of 1996 and no large real estate sales are anticipated during the remainder of the year. Management believes that under current circumstances the Company cannot expect to obtain capital in the amounts required to fund the capital expenditures described above that would be necessary for the Company to compete effectively in all its present markets with its present services. Therefore, if the merger with UPRR were not completed or were delayed, management believes it would be necessary for the Company to develop and implement a plan for a major reduction in its services and investments. See "Certain Effects of Competition" below.

                             Operating Activities
                             --------------------

     As shown in the Consolidated Condensed Statements of Cash Flows, cash provided by operating activities (before capital expenditures for maintenance of its rail system and other items) was $68.2 million for the first half of 1996 compared to a use of cash of $7.6 million for the first half of 1995. The change between periods was due primarily to the net effect of changes in income offset by changes in accounts receivable and payable between periods based on the timing of receipts and payments. The Company expects to fund its operations (including scheduled interest payments, capital lease payments and severance payments attributable to items provided for in the special charge) over the next twelve months with cash from operations, cash on hand, property sales, capital leases and borrowings under its bank credit facilities, if available.

     The Company had working capital deficits of $456.5 million and $481.6 million at June 30, 1996 and 1995, respectively. The reduced deficit was due primarily to increased cash and cash equivalents on hand at June 30, 1996 attributable to the drawdown from the Company's revolving credit facility of $100 million in June 1996 partially offset by an increase in current liabilities at June 30, 1996. The increased liability included higher reserves and a higher interest payable balance due primarily to accrued interest associated with the increased capital lease obligations outstanding at June 30, 1996 compared to June 30, 1995.

                             Investing Activities
                             --------------------

     Capital expenditures (exclusive of capital leases) for the first half of 1996 were $154.7 million compared to $174.8 million for the same period in 1995. The 1996 amount included approximately $144.5 million for roadway and structures and $4.0 million for rebuilt locomotives. The 1995 amount included approximately $135.9 million for roadway and structures, $16.9 million for rebuilt locomotives and $9.5 million for improvements to a corporate office building in Denver, Colorado. During the first six months of 1996, the Company rebuilt 12 locomotives compared to 39 locomotives during the 1995 period. The Company expects 1996 capital expenditures for railroad operations to be approximately $337 million (exclusive of capital leases). The Company expects to fund 1996 capital expenditures with cash from operations, cash on hand, property sales, capital leases and borrowing under its bank credit facilities.

     The Company has been engaged in a program to expand and upgrade its locomotive and freight car fleets principally through capitalized lease financing. The Company acquired a significant number of locomotives in 1995 and has no commitments to purchase additional locomotives. During the first six months of 1996, the Company received 493 reconditioned freight cars and incurred $13.6 million in capitalized lease obligations. All of the remaining 54 reconditioned freight cars to be financed under capital leases are expected to be received by year end with a total capitalized lease obligation for the year of approximately $14.3 million. The Company will have to acquire additional road locomotives and rebuild or replace a substantial portion of the switch locomotive fleet in the near future.

     The Company received cash proceeds from sales and retirements of real estate and other property totaling $52.9 million and $16.7 million for the first six months of 1996 and 1995, respectively.

     The Company plans on acquiring through operating leases, approximately 3,300 new and remanufactured freight cars during 1996 at an estimated annual operating lease expense of $8.9 million in 1996 and approximately $17.1 million annually thereafter. The Company has received 2,177 of these freight cars as of June 30, 1996.

                             Financing Activities
                             --------------------

     On June 27, 1996, the Company drew $100 million on its revolving credit facility for debt, interest and capital lease payments. The outstanding balance accrues interest based upon short-term money market rates payable quarterly. The Company repaid $39.2 million of equipment obligation debt during the first six months of 1996.

                        Certain Effects of Competition
                        ------------------------------

     The Company faces extraordinary capital investment requirements in order to meet the challenges of its major competitors, particularly as a result of the BN/ATSF merger in 1995. The increasing service competition that has developed and will be accelerating will require substantial additional capital expenditures for equipment, track improvements and other new facilities and technology. The Company estimates that it needs to expend approximately $500 million in capital per year simply to maintain its existing plant and equipment and its current service levels. In addition, the Company has identified capital expenditures of more than $1 billion that it believes should be made in excess of normal capital expenditures to maintain its current competitive position. Without these expenditures, the Company will continue to fall farther behind its competitors. The Company's two major competitors have substantially stronger cash flow and financial capabilities and their facilities and technology are more advanced than those of the Company. The completion of the BN/ATSF merger and the integration of that system occurred more quickly than the Company initially anticipated. The combined BN/ATSF is a substantially stronger competitor than either railroad was separately. The stronger financial condition and resources of the Company's major competitors will allow them to make more investments designed to enhance service, attract new customers, gain market share and achieve even more efficient operations. For example, BNSF has announced that it will spend in excess of $2 billion in capital in 1996. The Company faces substantially increased service competition from the Company's major competitors relating to transit time and consistency, areas in which the Company has historically lagged its principal competitors. This intense service competition, including new single line service provided by the merged BN/ATSF, is expected to continue as the BN/ATSF merger has created a much stronger competitor. BN/ATSF's ability to offer expanded single line service that the Company cannot offer to its customers will also negatively impact the Company. Pressure on the Company to improve service and price more aggressively is expected to continue and is expected to have an adverse impact on operating results because the Company does not expect to be able to reduce costs as rapidly as it would have without the increased service competition from the BN/ATSF or to expend capital equivalent to its competitors and compete with equal service. After several years of extraordinary capital expenditures to rebuild its locomotive fleet, the Company will not be able to match the financial resources of BN/ATSF or UP going forward to provide the facilities and other service enhancing investments necessary to be fully competitive on a stand-alone basis. Although no specific plan has as yet been prepared, management believes, if the proposed merger with UPRR were not implemented or were delayed, it would be necessary for the Company to develop and implement a plan for a major reduction in its services and a reduction in capital expenditures to a level sustainable out of cash flow from rail operations. Management would expect to focus the Company's operations, pricing initiatives and capital investments on markets and shippers where it has existing competitive advantages and de-emphasize those markets where it faces rigorous competition. Management expects that, over time, a significant portion of its services would be eliminated or reduced and the number of employees would be reduced. Examples of service reductions that would be considered are reductions in midwestern and Texas intermodal operations, some transcontinental and west coast intermodal business lines, closure of several smaller intermodal terminals, a de-emphasis on operations across the Central Corridor and rationalization of parallel main lines across east Texas.

                                     Other
                                     -----

     On April 3, 1996, the Company paid UPRR $31.8 million as the final payment under the settlement agreement previously entered into pertaining to the compensation SSW would pay for trackage rights over UPRR lines between Kansas City and St. Louis.

     In June 1995, the Board of Directors approved plans aimed at reducing future operating costs and increasing productivity which resulted in a $64.6 million pretax charge. Approximately $41 million of the charge is related to severance payments to be made for approximately 582 employees (both management and labor), approximately $4 million of the charge is related to costs associated with terminating certain leased facilities, and approximately $20 million is for the expected loss associated with the sale, lease or abandonment of 600 miles of light density rail lines. Through the first six months of 1996, severance payments totaling $4.3 million for 83 employees whose positions have been terminated have been charged to the severance reserve. As a result of the July 3, 1996 decision approving the merger, the Company has suspended its plans for the severance and relocation of a substantial portion of these employees. The Company continues to review these plans pending receipt and review of a written merger decision on August 12, 1996 and closing of the merger.

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

     The Company has incurred expenses of $18.7 million in 1995 and 1996 associated with the proposed merger and, if the merger is completed, has committed to continuity, enhanced severance for certain employees and transaction expenses of up to an additional $40 million. The accompanying financial statements do not include accruals for merger expenses or adjustments relating to decisions regarding the Company's operations and assets that might result from the merger.

                             Cautionary Statement
                             --------------------

     This report contains "forward looking statements" within the meaning of the federal securities laws, including management's expectation that a final written STB order regarding the proposed UP merger containing terms that are not materially different from those voted upon by the STB on July 3, 1996 will be served by August 12, 1996, management's belief that known environmental matters and other types of claims and litigation will not have a material adverse effect on the Company's financial condition or liquidity, the Company's expected 1996 capital expenditures and funding therefor, the Company's expectations as to funding its operations over the next twelve months, and other statements of expectations, beliefs, plans, and similar expressions concerning matters that are not historical facts. These statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in the statements. Important factors that could cause such differences include but are not limited to the fact that the STB's July 3, 1996 action was not final, the increasingly intense competition within the Company's service territory (see "Certain Effects of Competition" above), the Company's insufficient cash flow from operations and resulting dependence on real estate sales, and other constraints on the Company's liquidity and capital resources, as well as its substantial capital requirements to improve its service and facilities (see "Liquidity and Capital Resources" above), existing restrictions on the Company's borrowing capacity, the Company's continuing exposure to environmental liabilities and other types of claims and litigation, the impact of federal, state and local regulation of the Company's business and the possibility for adverse changes in such governmental regulation, natural events such as flooding and earthquakes and the effects of adverse general economic conditions. These and other risks and uncertainties affecting the Company are discussed in greater detail in other filings by the Company with the Securities and Exchange Commission, including but not limited to the Company's registration statement on Form S-1 initially filed on June 4, 1994 (File No. 33-79950) and the joint proxy statement/prospectus dated December 12, 1995.

                          PART II - OTHER INFORMATION
                          ---------------------------


ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of stockholders on May 1, 1996.

         At the meeting, the stockholders' were asked to vote on two proposals. A brief description of each proposal and the results of the votes cast is provided.



                    Description                                             Vote Recap
- -----------------------------------------------------------        -----------------------------

                                                                       For           Withheld
                                                                   ------------   --------------
(I)  Proposal No. 1     The election of six directors whose
                        terms of office will expire at the
                        Annual Meeting of Stockholders in
                        1997 as follows:

                        P.F. Anschutz                              141,093,241         89,822
                        J.R. Davis                                 141,087,441         95,622
                        J.L. Haines                                141,095,231         87,832
                        D.L. Polson                                141,093,777         89,286
                        F.V. Sica                                  140,928,072        254,991
                        R.F. Starzel                               141,096,536         86,527

(II) Proposal No. 2     The ratification of the selection of             For:     141,132,551
                        KPMG Peat Marwick LLP as the                 Against:          31,711
                        independent auditors of the Company          Abstain:          18,801

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A) During the quarter ended June 30, 1996, no reports on Form 8-K were filed by the Company.

                                   SIGNATURE
                                   ---------


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SOUTHERN PACIFIC RAIL CORPORATION



Date:  August 9, 1996                  By: /s/ B.C. Kane
       --------------                      ------------------------------
                                                     Controller
                                           (Principal Accounting Officer)

                       SOUTHERN PACIFIC RAIL CORPORATION

                                 EXHIBIT INDEX


                    Exhibit No.                 Description
                    -----------                 -----------
                       11              Computation of Earnings Per Share

                       27              Financial Data Schedule